Form 10-K/A
period 2005-12-31
PDC 2005-A Limited Partnership
filed 2006-09-21
CIK 1326539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

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

September 21, 2006

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature

Title

 Date

/s/ Steven R. Williams	Chairman, Chief Executive Officer and	September 21, 2006
Steven R. Williams	Director of Petroleum Development Corporation,
the Managing General Partner of the
Registrant

/s/ Darwin L. Stump	Chief Financial Officer and Treasurer	September 21, 2006
Darwin L. Stump	of Petroleum Development Corporation,
the Managing General Partner of the
Registrant
(Principal Financial and Accounting Officer)

/s/ Thomas E. Riley	President and Director	September 21, 2006
Thomas E. Riley	of Petroleum Development Corporation,
the Managing General Partner of the
Registrant

/s/ Jeffrey C. Swoveland	Director of Petroleum Development Corporation,
Jeffrey C. Swoveland	the Managing General Partner of the
	Registrant	September 21, 2006

/s/ Vincent F. D'Annunzio	Director of Petroleum Development Corporation,
Vincent F. D'Annunzio	the Managing General Partner of the
	Registrant	September 21, 2006

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